Form 10-K
period 2002-03-31
MACQUARIE SECURITISATION LTD
filed 2002-06-27
CIK 1156875

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                 FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal period ended March 31, 2002

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 333-67218

                      Macquarie Securitisation Limited
         in its capacity as manager of the PUMA Global Trust No. 1
                             ABN 16 003 297 336
           (Exact name of Registrant as specified in its charter)

                         New South Wales, Australia
               (State or Other Jurisdiction of Incorporation)

           Level 23, 20 Bond Street, Sydney, NSW 2000, Australia
                 (Address of principal executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
None

Securities required to be registered pursuant to Section 12(g) of the Act:
None

Securities for which there is a reporting obligation pursuant to
Section 15(d) of the Act:
US$1,200,000,000 Class A and Class B Mortgage Backed Floating Rate Notes

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

         Yes   |X|      No   | |

         Indicate by check mark which financial statement item the registrant has elected to follow.


Item 17 | |   Item 18 | |   Incorporated by Reference to filings on Form 8K |X|

                             TABLE OF CONTENTS

Part I

Business......................................................................1
Property......................................................................1
Legal Proceedings.............................................................1
Submission of Matters to a Vote of Security Holders...........................1

Part II

Market for Registrant's Common Equity.........................................2
Selected Financial Data.......................................................2
Management's Discussion and Analysis of Financial
  Conditions and Results of Operations........................................2
Quantitative and Qualitative Disclosures About Market Risk....................2
Financial Statements and Supplementary Data...................................4
Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosure.........................................4

Part III

Directors and Officers of the Registrant......................................4
Executive Compensation........................................................4
Security Ownership of Certain Beneficial Owners and Management................4
Certain Relationships and Related Transactions ...............................5

Part IV

Financial Statements and Exhibits.............................................5
Signatures....................................................................6
Index of Exhibits.............................................................7

Exhibits

Exhibit 99.1: Aggregate Totals for the Fiscal Year............................8
Exhibit 99.2: The Manager Officer's Certificate of Compliance.................9

                                   PART I

                             INTRODUCTORY NOTE

         The information required for some items in Form 10-K is "not applicable" to the Trust or the Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

              INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

         The Manager incorporates by reference its periodic filings of Form 8-K, which contain all financial information relating to the Trust relevant to the holders of the US$ Notes (the "Noteholders"), pursuant to General Instruction G for Form 10-K and Rule 12b-23 promulgated under the
Securities Exchange Act of 1934.

Item 1.       BUSINESS

         This Annual Report on Form 10-K relates to the PUMA Global Trust
No. 1 (the "Trust") and the Class A and Class B Mortgage Backed Floating
Rate Notes (the "US$ Notes") issued pursuant to the Note Trust Deed dated as of September 25, 2001 (the "Trust Deed"), between Perpetual Trustees Australia Limited, as issuer trustee (the "Issuer Trustee"); Macquarie Securitisation Limited, as manager (the "Manager"); and The Bank of New
York, New York Branch as note trustee (the "Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the US$ Notes.

Item 2.       PROPERTY

         The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3.       LEGAL PROCEEDINGS

         The Manager knows of no material legal proceedings involving any of the Trust, the Manager or the Issuer Trustee which were pending as of March 31, 2002, or as of the date of this report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

                                  PART II


Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The US$ Notes are not traded on any nationally recognized exchange in the United States or any other securities exchange outside the United States.

         Since the Trust pays no dividends with respect to the US$ Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

Item 6.       SELECTED FINANCIAL DATA

         The regular quarterly servicing report, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders.

         The quarterly servicing reports for the Payment Dates in December 2001 and March 2002 are incorporated herein by reference and aggregate totals for fiscal year ended March 31, 2002, which includes totals through the cut-off date for the last quarterly payment date before the end of the fiscal year, are attached to this report as Exhibit 99.1.

         The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.

         No annual report was prepared for period from the formation of the Trust on September 7, 2001 to the end of its fiscal year on September 30, 2001 because of the short length of this period. In future years, the Registrant will attach an annual report for the fiscal year of the Trust ending September 30 of the previous calendar year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports (filed under Current Reports on Form 8-K) as described above.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Exchange Control Risk

         Interest and principal payments to holders of US$ Notes are paid in United States dollars ("U.S. dollars"). However, payments on the housing loans are received by the Issuer Trustee in Australian dollars, in Australia (the "collections"). Pursuant to certain swap agreements, the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays U.S. dollars to the Issuer Trustee (the "Currency Swaps"). The Currency swaps are designed such that the Issuer Trustee will fulfill its obligation under each Currency

Swap by making payments to the Currency Swap Provider in Australian dollars at its branch office in Australia. Despite this attempt to minimize exchange control risk, it is possible that in the future the Australian government may impose exchange limitations or the applicable regulators may take certain positions that affect the ability of the Issuer Trustee to exchange collections made in Australian dollars for U.S. dollars for payments to the Noteholders. The Noteholders will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Quarterly Payment Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the US$ Notes.

         Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

         - the Government of Iraq, its agencies or nationals, including bodies corporate within its territories;

         - the Government of Libya, a public authority of Libya, an undertaking owned or controlled by the said Government or any such public authority, or any person acting on behalf of the said Government, public authority or undertaking;

         - the Embassy or Consulate-General of the Federal Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

         - the Narodna Banka Jugoslavije (including Banque Nationale de Yugoslavie) (in respect of any amount in excess of $100,000); or

         - certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on October 24, 2001;

         - the Afghan faction known as the Taliban or any undertaking owned or controlled, directly or indirectly by the Taliban;

         - Usama bin Laden;

         - the Al-Qaida organization; or

         - certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazettes on October 5, 2001, October 18, 2001 and November 19, 2001; or

         - the National Union for the Total Independence of Angola whether to UNITA as an organization, to senior officials of UNITA or to adult members of the immediate families of the senior officials of UNITA.

        Additionally, under the Australian Charter of United Nations Anti-Terrorism Measures) Regulations 2001 the approval of the Australian Minister for Foregin Affairs, or a person authorised by the Minister, is required with respect to certain payments and actions in relation to an asset prescribed under, or which is owned or controlled directly or indirectly by a person or entity prescribed under, those Regulations or is an asset derived or generated from such assets (prescribed persons presently include, amongst others, the Taliban, Usama bin Laden and other persons and entities connected with them).

         Currency Exchange Rate Risk

         Interest and principal on the US$ Notes is payable in U.S. dollars, and the Trust's primary source for funding its payments on the US$ Notes is its collections on the Mortgage loans, which will be collected in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is currently less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the US$ Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the US$ Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as interest on the Class A and Class B Notes, the amounts paid as trust management and servicing compensation, other amounts due on the A$ Redraw Notes and the A$ Subordinated Notes, if any, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities. The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Trust.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable.

Item 11.      EXECUTIVE COMPENSATION

         Not Applicable.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the US$ Noteholders maintained their security positions with the Depository Trust Company. While some of the Noteholders' security positions in the Trust may exceed 5% of the outstanding amount of the US$ Notes, such US$ Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

         None of the officers or directors of the Registrant owns a beneficial interest in either of the Trust or the Registrant.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant received Manager's Fee payments from the Trust in accordance with the terms of the Trust Deed and sub-fund notice.
The Registrant, in its capacity and income and capital unitholder, may be entitled to some distributions from the Trust in accordance with the sub-fund notice.


         Macquarie Bank Limited ("MBL") owns 100% of the Registrant. In its capacity as redraw facility provider, MBL is entitled to certain fees and interest payments from the Trust in accordance with the redraw facility agreement and sub-fund notice. In its capacity as income and capital unit holder, MBL may be entitled to some distributions from the Trust in accordance with the sub-fund notice.

                                  PART IV


Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2):

         The quarterly servicing reports for the Payment Dates in December 2001 and March 2002 are incorporated herein by reference and aggregate totals for fiscal year 2001 is incorporated herein as Exhibit 99.1. A copy of the Officer's Certificate of Compliance is attached hereto and are incorporated herein as Exhibit No. 99.2.

         (a) (3)  EXHIBITS:

Designation              Description                         Method of Filing
-----------              -----------                         ----------------
Exhibit 99.1      Aggregate Totals for the Fiscal Year             99.1

Exhibit 99.2      Officer's Certificate of Compliance              99.2

                                 SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MACQUARIE SECURITISATION LIMITED

                                    By: /s/ Philip J. Richards
                                       ------------------------------------
                                    Name:  Philip J. Richards
                                    Title:  Director
Date: June 27, 2002

                             INDEX TO EXHIBITS


Exhibit No.       Document Description
----------        --------------------
   99.1           Aggregate Totals for the Fiscal Year
   99.2           The Manager Officer's Certificate of Compliance