Form 10-K
period 2003-03-31
MACQUARIE SECURITISATION LTD
filed 2003-06-26
CIK 1156875

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended March 31, 2003

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 333-67218, 333-89310, 333-102423

                       Macquarie Securitisation Limited
                       in its capacity as manager of the
                            PUMA Global Trust No. 1
                            PUMA Global Trust No. 2
                            PUMA Global Trust No. 3
                              ABN 16 003 297 336
            (Exact name of Registrant as specified in its charter)

                          New South Wales, Australia
                (State or Other Jurisdiction of Incorporation)

             Level 23, 20 Bond Street, Sydney, NSW 2000, Australia
             -----------------------------------------------------
                   (Address of principal executive offices)


Securities registered or to be registered pursuant to Section 12(b) of the Act:

None

Securities required to be registered pursuant to Section 12(g) of the Act:

None

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act:

US$1,200,000,000 Class A and Class B Mortgage Backed Floating Rate
Notes (the "G-1 Notes")
US$1,000,000,000 Class A Mortgage Backed Floating Rate Notes (the "G-2 Notes") US$1,000,000,000 Class A Mortgage Backed Floating Rate Notes (the "G-3 Notes")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes |X|     No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

| |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes | |     No |X|

Indicate by check mark which financial statement item the registrant has elected to follow.

Item 17 | | Item 18 | | Incorporated by Reference to filings on Form 8K |X|

                               TABLE OF CONTENTS

Part I

Business......................................................................1

Property......................................................................2

Legal Proceedings.............................................................2

Submission of Matters to a Vote of Security Holders...........................2

Part II

Market for Registrant's Common Equity.........................................2

Selected Financial Data.......................................................2

Management's Discussion and Analysis of Financial Conditions and
  Results of Operations.......................................................3

Quantitative and Qualitative Disclosures About Market Risk....................3

Financial Statements and Supplementary Data...................................4

Changes in and Disagreements With Accountants on Accounting and
  Financial Disclosure........................................................5

Part III

Directors and Officers of the Registrant......................................5

Executive Compensation........................................................5

Security Ownership of Certain Beneficial Owners and Management................5

Certain Relationships and Related Transactions ...............................5

Controls and Procedures.......................................................6

Part IV

Financial Statements and Exhibits.............................................6

Signatures....................................................................7

Index of Exhibits.............................................................8


Exhibits

Exhibit 99.1:  PUMA Global Trust No. 1 Aggregate Totals for the Period from
                 April 1, 2002 to March 31, 2003..............................9

Exhibit 99.2:  Certification.................................................11

Exhibit 99.3:  Independent Auditor's Annual Servicer
                 Compliance Certificate to the Directors of
                 Macquarie Securitisation Limited............................12

                                    PART I

                               INTRODUCTORY NOTE

         The information required for some items in Form 10-K is "not applicable" to the Trusts or the Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

                INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

         The Manager incorporates by reference its periodic filings of Form 8-K, which contain all financial information relating to the Trusts relevant to the holders of the US$ Notes (the "Noteholders"), pursuant to General Instruction G for Form 10-K and Rule 12b-23 promulgated under the Securities Exchange Act of 1934.

Item 1.       BUSINESS

         The PUMA Program was established pursuant to a trust deed (the "Trust Deed"), dated July 13, 1990. The Trust Deed provides the general terms and structure for securitization under the PUMA Program. A sub-fund notice (the "Sub-Fund Notice") from Macquarie Securitisation Limited, as the manager of the PUMA Program (the "Manager"), to Perpetual Trustees Australia Limited, as issuer trustee (the "Issuer Trustee"), sets out the specific details of each PUMA Global Trust. PUMA Global Trust No. 1 (the "G-1 Trust") issued the Class A and Class B Mortgage Backed Floating Rate Notes (the "G-1 Notes") pursuant to a Note Trust Deed dated as of September 25, 2001 (the "G-1 Note Trust Deed"), between the Issuer Trustee, the Manager and The Bank of New York, New York Branch, as note trustee (the "Note Trustee"). PUMA Global Trust No. 2 (the "G-2 Trust") issued the Class A Mortgage Backed Floating Rate Notes (the "G-2 Notes") pursuant to a Note Trust Deed dated as of June 6, 2002 (the "G-2 Note Trust Deed"), between the Issuer Trustee, the Manager and the Note Trustee. PUMA Global Trust No. 3 (the "G-3 Trust" and together with the G-1 Trust and the G-2 Trust, the "Trusts") issued the Class A Mortgage Backed Floating Rate Notes (the "G-3 Notes" and together with the G-1 Notes and the G-2 Notes, the "US$ Notes") pursuant to a Note Trust Deed dated as of January 20, 2003 (the "G-3 Note Trust Deed" and together with the G-1 Note Trust Deed and the G-2 Note Trust Deed, the "Note Trust Deeds"), between the Issuer Trustee, the Manager and the Note Trustee. For further information, refer to the Prospectus dated September 20, 2001, June 5, 2002 and January 20, 2003 (the "Prospectus"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus.

         The only business of each Trust is the collection and distribution of payments on the residential mortgage loans and the acquisition of housing loans in the manner described in the related Prospectus. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.       PROPERTY

         The Registrant and the Trusts do not have any physical properties. Accordingly, this item is not applicable.

Item 3.       LEGAL PROCEEDINGS

         The Manager knows of no material legal proceedings involving the Trusts, the Manager or the Issuer Trustee which were pending as of March 31, 2003 or as of the date of this report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of holders of the US$ Notes were solicited during the fiscal year for any purpose.


                                    PART II


Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The US$ Notes are not traded on any nationally recognized exchange in the United States or any other securities exchange outside the United States.

         The US$ Notes are currently represented by global notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co. is the sole holder of record of the US$ Notes, which it holds on behalf of brokers, dealers and banks and other direct participants in The Depository Trust Company system.

         Since the Trusts do not pay dividends with respect to the US$ Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trusts.

Item 6.       SELECTED FINANCIAL DATA

         The regular quarterly servicing report for each of the Trusts, which is required to be included with each quarterly distribution of each Trust's assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders.

         The quarterly servicing reports with respect to the G-1 Trust for the quarterly payment dates in June 2002, September 2002, December 2002 and March 2003 are incorporated herein by reference and aggregate totals for fiscal year ended March 31, 2003, which includes totals through the cut-off date for the last quarterly payment date before the end of the fiscal year, are attached to this report as Exhibit 99.1.

         The G-2 Trust quarterly servicing reports for the quarterly payment dates September 2002, December 2002 and March 2003 are incorporated herein by reference.

         The aggregate totals for the fiscal year ended March 31, 2003 for the G-2 Trust and the G-3 Trust are not included in this Report because as of the end of the fiscal year, there had not been four quarterly payment dates with respect to the G-2 Trust and there had not been any quarterly payment dates with respect to the G-3 Trust.

         The foregoing presents all relevant financial information relating to the Trusts. Because of the limited business activity of the Trusts, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Because of the limited business activity of the Trusts, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports for each of the Trusts (filed under Current Reports on Form 8-K) as described above.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Exchange Control Risk

         Interest and principal payments to holders of US$ Notes are paid in United States dollars ("U.S. dollars"). However, payments on the housing loans for each of the Trusts is received by the Issuer Trustee in Australian dollars in Australia (the "Collections"). Pursuant to certain swap agreement(s) for each of the Trusts, the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays U.S. dollars to the Issuer Trustee (the "Currency Swap"). The Currency Swaps are designed such that the Issuer Trustee will fulfill its obligations under each Currency Swap by making payments to the Currency Swap Provider in Australian dollars at its branch office in Australia. Despite this attempt to minimize exchange control risk, it is possible that in the future the Australian government may impose exchange limitations or the applicable regulators may take certain positions that affect the ability of the Issuer Trustee to exchange collections made in Australian dollars for U.S. dollars for payments to the Noteholders under each of the Trusts. The Noteholders under each of the Trusts will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Quarterly Payment Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trusts would have sufficient U.S. dollars to make the payments due on the US$ Notes.

       Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

o      any of the following:

       o the Embassy or Consulate-General of the Federal Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

       o the Narodna Banka Jugoslavije (including Banque Nationale de Yugoslavie) (in respect of any amount in excess of $100,000); or

       o certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on October 24, 2001; or

o certain ministers and senior officials of the government of Zimbabwe listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on December 11, 2002.

Additionally, under Part 4 of the Charter of the United Nations Act of 1945 and the Australian Charter of United Nations (Terrorism and Dealing with Assets) Regulations 2002 the approval of the Australian Minister for Foreign Affairs, or a person authorised by the Minister, is required with respect to certain payments and actions in relation to an asset prescribed under, or which is owned or controlled directly or indirectly by a person or entity prescribed under, those Regulations or is an asset derived or generated from such assets (prescribed persons presently include, amongst others, the Taliban, Usama bin Laden and other persons and entities connected with them). Such restrictions may change in the future.

         Currency Exchange Rate Risk

         Interest and principal on the US$ Notes is payable in U.S. dollars, and the Trusts' primary source for funding their payments on the US$ Notes is their collections on the mortgage loans, which will be collected in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trusts, the Trusts might have to exchange the Australian dollars for U.S. dollars at an exchange rate that is currently less favorable to the Trusts than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the US$ Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         As discussed above, furnishing the financial information required by
Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the US$ Notes are essentially "pass-through" securities, the Trusts will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for each Trust will be the amounts paid as interest on the Class A Notes, the Class B Notes, the A$ redraw notes and the A$ subordinated notes, if any, issued by that Trust, the amounts paid as trust management and servicing compensation, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities with respect to that Trust. The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Trusts.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Since the Trusts will not have any directors or executive officers, this item is not applicable.

Item 11.      EXECUTIVE COMPENSATION

         Since the Trusts will not have any directors or executive officers, this item is not applicable.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the US$ Noteholders maintained their security positions with The Depository Trust Company. While some of the Noteholders' security positions in the Trusts may exceed 5% of the outstanding amount of the US$ Notes, such US$ Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

         None of the officers or directors of the Registrant owns a beneficial interest in any of the Trusts or the Registrant.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant received Manager's Fee payments from the Trusts in accordance with the terms of the Trust Deed and the related Sub-Fund Notice. The Registrant, in its capacity as income and capital unitholder of the G-1 Trust and the G-3 Trust, may be entitled to some distributions from those Trusts in accordance with the Sub-Fund Notice.

         Macquarie Bank Limited ("MBL") owns 100% of the Registrant. In its capacity as redraw facility provider, MBL is entitled to certain fees and interest payments from the Trusts in accordance with the redraw facility agreement and Sub-Fund Notice. MBL, in its capacity as income and capital unitholder of the G-2 Trust, may be entitled to some distributions from that Trust in accordance with the Sub-Fund Notice.

Item 14.      CONTROLS AND PROCEDURES.

                  Not Applicable.


                                    PART IV


Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

         (a)(3) A copy of the PUMA Global Trust No. 1 Aggregate Totals for the period from April 1, 2002 to March 31, 2003 is attached hereto as Exhibit 99.1. A copy of the Certification is attached hereto and is incorporated herein as Exhibit No. 99.2. A copy of the Independent Auditor's Annual Servicer Compliances Certificate to the Directors of Macquarie Securitisation Limited is attached hereto and incorporated herein as Exhibit No. 99.3.

         EXHIBITS:

Designation                  Description                       Method of Filing
-----------                  -----------                       ----------------
Exhibit 99.1               PUMA Global Trust No. 1                   99.1
                           Aggregate Totals for the
                           Period from April 1, 2002
                           to March 31, 2003


Exhibit 99.2              Certification                              99.2

Exhibit 99.3              Independent Auditor's Annual               99.3
                          Servicer Compliance Certificate to
                          the Directors of Macquarie
                          Securitisation Limited


         (b) On March 20, 2003, a report on Form 8-K was filed by the Registrant with respect to the G-1 Trust, in order to provide the statement for quarterly distributions to the Noteholders for the G-1 Trust. No other reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

                                       MACQUARIE SECURITISATION LIMITED

                                       By: /s/ Philip J. Richards
                                          ------------------------------
                                       Name:  Philip J. Richards
                                       Title: Director


Date: June 26, 2003

                               INDEX TO EXHIBITS


  Exhibit No.        Document Description
  ----------         --------------------

Exhibit 99.1         PUMA Global Trust No. 1
                     Aggregate Totals for the
                     Period from April 1, 2002
                     to March 31, 2003

Exhibit 99.2         Certification

Exhibit 99.3         Independent Auditor's Annual
                     Servicer Compliance Certificate to
                     the Directors of Macquarie
                     Securitisation Limited